Form 10-K
period 1997-12-31
CHASE MANHATTAN RV OWNER TRUST 1997-A; CHASE MANHATTAN BANK USA
filed 1998-04-02
CIK 1042651, 869090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1997
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number 333-32263

              Chase Manhattan RV Owner Trust 1997-A
                              (issuer)
       The Chase Manhattan Bank USA, National Association
                              (depositor)
                  (Exact name of registrant as
                    specified in its charter)

               Delaware.                      22-2382028
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

802 Delaware Avenue, Wilmington, Delaware        19801
(Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code:  (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                         Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant:
   The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                        Introductory Note

Chase Manhattan RV Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all Liquidated Receivables with respect to the assets of the Trust for the year ended December 31, 1997 was $261,633.92. As of December 31, 1997, the aggregate Pool Balance of receivables in the Trust was $814,555,343.03 and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

             delinquency     principal
                             balance
             31-59 days      $9,039,326.43
             60-89 days      $2,569,487.69
             90-119 days     $2,046,078.73
             120+ days       $1,935,601.28


Item 3.   Legal Proceedings

       The registrant knows of no material pending proceedings with respect to the Trust or the Trustee.

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fiscal year covered by this report.

                                Part II

Item 5.   Market for Registrant's Common Equity and Related
       Stockholders Matters

       The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The Trust has also issued certain debt securities (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

       The records of the Trust indicate that as of December 31, 1997, there was one Certificateholder of Record, and one
       Noteholder of record.

Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

       Year 2000 Compliance


     The Year 2000 compliance issue arises out of the inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year. In response to this issue, The CIT Group/Sales Financing, Inc. ("Servicer") has developed a comprehensive project to ensure that its software applications and systems are Year 2000 compliant. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The Servicer expects to complete substantially all Year 2000 remediation and testing by the end of the first quarter of 1999. The Servicer's ability to meet this timetable is in part dependent upon the ability of third parties, such as software vendors and developers, to meet their stated deadlines. In addition, the Servicer is communicating with other third parties, including vendors, borrowers and obligors, to determine the status of their Year 2000 compliance efforts in an effort to reduce the Servicer's potential exposure to such third parties' Year 2000 issues. While the Servicer has made and will continue to make certain investments related to this project, the financial impact to the Servicer of such investments has not been, and is not anticipated to be, material to its financial position or results of operations.



Item 7A.     Quantitative and Qualitative Disclosures About
        Market Risk

        Not applicable.

Item 8.   Financial Statements and Supplementary Data

       Omitted.

Item 9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

       None.

                                Part III

Item 10.  Directors and Executive Officers of the Registrant

       Omitted.

Item 11.  Executive Compensation

       Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and
       Management

       As of December 31, 1997, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The records of DTC indicate that at December 31, 1997, there were 13 participants in the DTC system that held positions in Certificates or Notes representing interests in the Trust equal to more than 5% of the total principal amount of Certificates or Notes of one or more classes outstanding on that date.

       The registrant understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.



Item 13.  Certain Relationships and Related Transactions

       None.

                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of
       Form 8-K

       (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

     Exhibit Number Description

                    28.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing
                    Agreement.

                    28.2 Annual Independent Accountant's
                    Servicing Report pursuant to Section 4.11 of the Sale and Servicing Agreement.

                    28.3 Annual Issuer's Certificate of
                    Compliance.

       (b)  Reports on Form 8-K.

       No reports were filed on Form 8-K in the fourth quarter of 1997.

                            SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Chase Manhattan RV Owner Trust 1997-A

                      by The CIT Group/Financing, Inc.
                           as Servicer


                      By:  /s/ Frank Garcia
                           Name:  Frank Garcia
                           Title: Vice President

     Date:  March 31, 1998



                        INDEX TO EXHIBITS

   Exhibit Number               Description

28.1                  Annual Servicer's Certificate
                      pursuant to Section 4.9 of the
                      Sale and Servicing Agreement

28.2 Annual Independent Accountant's Servicing Report pursuant to Section 4.11 of the Sale and Servicing Agreement

28.3                  Annual Issuer's Certificate of
                      Compliance

                                                            Exhibit 28.1
CHASE MANHATTAN RV OWNER TRUST  1997-A
ANNUAL OFFICER'S CERTIFICATE

COMPLIANCE WITH AGREEMENT

     The undersigned certifies that he is a Vice President of The CIT Group/Sales Financing, Inc., a corporation organized under the laws of Delaware ("CITSF"), and that as such he is duly authorized to execute and deliver this certificate on behalf of CITSF in connection with Section 4.9(a) of the Sale and Servicing Agreement, dated as of September 1, 1997 (the "Agreement"), among CITSF, as Servicer, Chase Manhattan Bank USA, National Association and The Chase Manhattan Bank, as Sellers, and Chase Manhattan RV Owner Trust 1997-A, as Issuer, for which Wilmington Trust Company acts as Owner Trustee (all capitalized terms used herein without definition having the respective meanings specified in the Agreement). The undersigned further certifies that a review of the activities of CITSF during the preceding calendar year and of its performance under the Agreement has been made under his supervision and to the best of his knowledge, based on such review, CITSF has fulfilled all its obligations under the Agreement throughout the preceding calendar year.

     IN WITNESS WHEREOF, I have affixed hereto my signature this day of February, 1998.

                                   THE CIT GROUP/SALES
                                   FINANCING, INC., as Servicer



                                   /s/ Frank Garcia
                                   Name:  Frank Garcia
                                   Title: Vice President

                                                                   Exhibit  28.2

                  [LETTERHEAD OF THE KPMG PEAT MARWICK LLP]


                     Independent Auditors' Report


The Board of Directors
The CIT Group/Sales Financing, Inc.:


We have examined management's assertion about The CIT Group/Sales Financing, Inc.'s (the Company), a wholly-owned subsidiary of The CIT Group, Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended DecemberE31, 1997 is fairly stated, in all material respects.


                                          /s/ KPMG Peat Marwick LLP

March 13, 1998

                                                            Exhibit 28.3

CHASE MANHATTAN RV OWNER TRUST 1997-A
ANNUAL ISSUER'S CERTIFICATE

COMPLIANCE WITH INDENTURE

     The undersigned certifies that he is an Authorized Officer of Wilmington Trust Company, as Owner Trustee for Chase Manhattan RV Owner Trust 1997-A and that he is duly authorized to execute and deliver this certificate on behalf of the Issuer in connection with Section 3.9 of the Indenture between the Issuer and Norwest Bank Minnesota, National Association, as Indenture Trustee, dated as of September 1, 1997 (the "Indenture") and the Sale and Servicing Agreement, dated as of September 1, 1997 (the "Agreement"), among CITSF, as Servicer, Chase Manhattan Bank USA, National Association and Chase Manhattan Bank, as Sellers, and Wilmington Trust Company, as Owner Trustee. All capitalized terms used herein without definition shall have the respective meanings specified in the Indenture and the Agreement.

     The undersigned further certifies that a review of the activities of the Issuer for the preceding calendar year has been made under his supervision and, to the best of his knowledge, the Issuer has fulfilled its obligations under the Indenture for the preceding calendar year.

     IN WITNESS WHEREOF, I have affixed hereto my signature as of
this       day of February, 1998.
                              CHASE MANHATTAN  RV OWNER TRUST 1997-A
                              BY:  WILMINGTON TRUST COMPANY, as Owner Trustee

                              /s/ Denise M. Green
                              Name:  Denise M. Green
                              Title: Financial Services Officer

The CIT Group/Sales Financing, Inc., as Servicer, hereby requests that Wilmington Trust Company execute the above Issuer's
Certificate and deliver it to Norwest Bank, Minnesota  National
Association, as Indenture Trustee.

                              THE CIT GROUP/SALES
                              FINANCING, INC., as Servicer


                               /s/ Frank Garcia
                                   Name:  Frank Garcia
                                   Title:  Vice President