Form 10-K
period 1998-12-31
CHASE MANHATTAN RV OWNER TRUST 1997-A; CHASE MANHATTAN BANK USA
filed 1999-04-01
CIK 1042651, 869090

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

For the Fiscal Year Ended:  December 31, 1998
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number   333-32263
                ----------------------   ---------

              Chase Manhattan RV Owner Trust 1997-A
                              (issuer)
             ----------------------------------------

          The Chase Manhattan Bank USA, National Association
                              (depositor)
     -----------------------------------------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                      22-2382028
     -------------------------------     ---------------
    (State or Other Jurisdiction of      (IRS Employer
    Incorporation or Organization)       Identification
                                           Number)

802 Delaware Avenue, Wilmington, Delaware        19801
------------------------------------------       ------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5033

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

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all Liquidated Receivables with respect to the assets of the Trust for the year ended December 31, 1998 was $3,142,553.13. As of December 31, 1997, the aggregate Pool Balance of receivables in the Trust was $570,673,248.56 and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

             Delinquency     Principal Balance
             ----------      -----------------
             31-59 days      $3,916,157.58
             60-89 days      $1,652,983.33
             90-119 days     $1,006,869.61
             120+ days       $4,421,159.30


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

       As of December 31, 1998, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co.
       The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC").

Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

          Year 2000 Compliance

         The Year 2000 compliance issue arises out of the inability of computers, software and other equipment using microprocessors to recognize and properly process date fields containing a two digit year. Because The CIT Group/Sales Financing, Inc. ("Servicer") is dependent upon the proper functioning of computer systems, failure of its systems or vendor systems to be Year 2000 compliant could have a material adverse effect on the Securityholders. Significant Year 2000 failures in the Servicer's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on its financial condition and results of operations. Failure of this kind could, for example, result in problems with collecting or processing payments on the Contracts and payments to Securityholders; incomplete or inaccurate accounting or reporting; and generation of erroneous results.

         The Servicer continues to address the Year 2000 issue as it relates to its systems and business. The Servicer has developed a comprehensive Year 2000 project to remediate its information technology systems and to address Year 2000 issues in its non-information technology systems. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The process of remediation includes the following phases: planning, assessing, designing, programming and testing and validation. The Servicer's Year 2000 project is expected to be substantially completed March 31, 1999.

         The Servicer depends upon the proper functioning of third party computer and non-information technology systems. The Servicer has been communicating with those parties with whom it has important financial, supplier or operational relationships to determine the extent to which those parties are vulnerable to the Year 2000 issue. As part of the process of evaluating its options and attempting to mitigate third party risks, the Servicer is collecting and analyzing information from third parties. It is difficult to predict the effect of such third party non-readiness on its business.


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

       Omitted.

Item 11.  Executive Compensation

       Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and
       Management

       As of December 31, 1998, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co.
       The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC").


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

     Exhibit Number Description

                    28.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing
                    Agreement.

                    28.2 Annual Independent Accountant's
                    Servicing Report pursuant to Section 4.11 of the Sale and Servicing Agreement.

                    28.3 Annual Issuer's Certificate of
                    Compliance.

       (b)  Reports on Form 8-K.

       The following reports were filed on Form 8-K in 1998:


Date                Items Reported        Financial statements
----                --------------        --------------------

January 30, 1998      5, 7                monthly report to certificateholders
                                          dated 1/15/98

March 2, 1998         5, 7                monthly report to certificateholders
                                          dated 2/16/98

March 24, 1998        5, 7                monthly report to certificateholders
                                          dated 3/16/98

April 23, 1998        5, 7                monthly report to certificateholders
                                          dated 4/15/98

May 29, 1998          5, 7                monthly report to certificateholders
                                          dated 5/15/98

June 24, 1998         5, 7                monthly report to certificateholders
                                          dated 6/15/98

July 28, 1998         5, 7                monthly report to certificateholders
                                          dated 7/15/98

August 31, 1998       5, 7                monthly report to certificateholders
                                          dated 8/17/98

October 2, 1998       5, 7                monthly report to certificateholders
                                          dated 9/15/98

October 30, 1998      5, 7                monthly report to certificateholders
                                          dated 10/23/98

November 30, 1998     5, 7                monthly report to certificateholders
                                          dated 11/16/98

December 22, 1998     5, 7                monthly report to certificateholders
                                          dated 12/15/98


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


                           By:  /s/ Frank Garcia
                           ---------------------
                           Name:  Frank Garcia
                           Title: Vice President

 Date:  March 31, 1999



                        INDEX TO EXHIBITS

   Exhibit Number               Description

28.1                  Annual Servicer's Certificate
                      pursuant to Section 4.9 of the
                      Sale and Servicing Agreement

28.2                  Annual Managements's Assertion

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

     IN WITNESS WHEREOF, I have affixed hereto my signature this 10th day of March, 1999.

                                   THE CIT GROUP/SALES
                                   FINANCING, INC., as Servicer



                                   /s/ Frank Madeira
                                   --------------------
                                   Name:  Frank Madeira
                                   Title: Vice President

                                                                  Exhibit  28.2


                         [THE CIT GROUP LETTERHEAD}

March 5, 1999

                         MANAGEMENT'S ASSERTION
                         ----------------------

As of and for the year ended December 31, 1998, The CIT Group/Sales Financing, Inc. and The CIT Group/Consumer Finance, Inc. (the Companies), both wholly owned subsidiaries of The CIT Group, Inc., have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Companies have in effect a fidelity bond and errors and omissions policy in the amount of $50 million and $5 million, respectively.


                                       The CIT Group/Sales Financeing Inc.


                                       /s/ James J. Egan, Jr.
                                       -----------------------
                                       James J. Egan, Jr.
                                       President and Chief Executive Officer


                                        The CIT Group/Consumer Finance, Inc.


                                        /s/ Thomas Hallman
                                        -------------------
                                        Thomas Hallman
                                        President and Chief Executive Officer

                                                                   Exhibit  28.3

                  [LETTERHEAD OF THE KPMG PEAT MARWICK LLP]


                     Independent Auditors' Report


The Board of Directors
The CIT Group/Sales Financing, Inc.:


We have examined management's assertion about The CIT Group/Sales Financing, Inc.'s (the Company), a wholly-owned subsidiary of The CIT Group, Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.


                                          /s/ KPMG Peat Marwick LLP

March 5, 1999

                                                            Exhibit 28.4

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

                              /s/ Denise M. Geran
                              Name:  Denise M. Geran
                              Title: Financial Services Officer



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