Form 10-K
period 1999-12-31
CHASE MANHATTAN RV OWNER TRUST 1997-A; CHASE MANHATTAN BANK USA
filed 2000-03-29
CIK 1042651, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999


                                       OR


_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               -------------      -------------


                        Commission file number 333-32263

                 Chase Manhattan RV Owner Trust 1997-A (issuer)

         The Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


                 USA                                       22-2382028
    (State of Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

     802 Delaware Avenue, Wilmington, DE                     19801
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (302) 575-5033


               The Chase Manhattan Bank (Sponsor of the Trust)
            (Exact Name of Registrant as Specified in Its Charter)

                  New York                                13-4994650
      (State of Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)                Identification Number)

      270 Park Avenue, New York, NY                         10017
      (Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange of Which Registered
            NONE                                         N/A


Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class
             NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing
requirements for the last 90 days:  YES __X__          NO _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ___X___

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

    The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.


                     DOCUMENTS INCORPORATED BY REFERENCE.

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).


      None.

Introductory Note

      Chase Manhattan RV Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to
Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I


Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all Liquidated receivables with respect to the assets of the Trust for the year ended December 31, 1999 was $12,066,732.52. As of December 31, 1999, the aggregate Pool Balance of Receivables in the Trust was $400,121,032.21, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:


Delinquency             Principal Balance
-----------------       -----------------------
31 - 59 days            3,122,390.99
60 - 89 days            1,402,863.80
90 - 119 days           1,371,495.71
120 + days              2,394,575.07


Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust or the Trustee.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by its Class B certificates of beneficial interest (the "Certificates"). The Trust has also issued six outstanding classes of debt securities (the "Notes"), as set forth below. To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

                  As of December 31, 1999, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and on that basis:

      Class A5          20
      Class A6          10
      Class A7          10
      Class A8          10
      Class A9          8
      Class A10         14
      Class B           4


Item 6.           Selected Financial Data

         Omitted.


Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Omitted.


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

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC""). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and on that basis the following persons are holders of 5% or more of the Certificates:

--------------------------------------------------------------------
Chase RV Marine Owner  Name & Address of      Original       % of
Trust                  Participant           Certificate     Class
                                             Principal
                                             Balance
--------------------------------------------------------------------
Series 1997-A
--------------------------------------------------------------------
Class A5               Bankers Trust Company                 11.36%
                       /Banc One Capital        15,000,000
                       Markets Inc.
                       16 Wall St., 5th Fl.
                       New York, NY  10005
--------------------------------------------------------------------
                       Chase Manhattan Bank                  14.60%
                       4 NY Plaza, 13th Fl.     19,275,000
                       New York, NY  10004
--------------------------------------------------------------------
                       Investors Bank &                      33.28%
                       Trust Company/M.F.       43,925,000
                       Custody
                       200 Claredon Street
                       15th Fl Hancock Tower
                       Boston, MA 02116
--------------------------------------------------------------------
                       State Street Bank                      9.36%
                       and Trust Co.            12,350,000
                       1776 Heritage Dr.
                       Global Corp. Action
                       Unit JAB 5 NW
                       No. Quincy, MA 02171
--------------------------------------------------------------------
                       U.S. Bank National        7,660,000    5.80%
                       Association
                       MPFP 1603 Proxy Unit
                       601 Second Avenue South
                       Minneapolis, MN 55402
--------------------------------------------------------------------
                       Wells Fargo Bank,        10,000,000    7.58%
                       National Association
                       26610 West Agoura Road
                       Calabasas, CA  91302
--------------------------------------------------------------------

--------------------------------------------------------------------
Class A6               Bankers Trust Company                 28.69%
                       648 Grassmere Park       25,250,000
                       Drive
                       Nashville, TN  37211
--------------------------------------------------------------------
                       Boston Safe Deposit                    8.52%
                       and Trust                 7,500,000
                       Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank
                       Center
                       Room 153-3015
                       Pittsburgh, PA 15259
--------------------------------------------------------------------
                       Chase Manhattan Bank                  12.50%
                       4 NY Plaza, 13th Fl.     11,000,000
                       New York, NY  10004
--------------------------------------------------------------------
                       Chase Manhattan Bank                  11.56%
                       MBS & Asset Backed       10,170,000
                       Sec.
                       55 Water St., Room
                       428
                       New York, NY  10041
--------------------------------------------------------------------
                       Citibank, N.A.                        22.72%
                       P.O. Box 30576           20,000,000
                       Tampa, FL  33630-3576
--------------------------------------------------------------------
                       SSB-Bank Portfolio                     8.33%
                       1776 Heritage Drive       7,330,000
                       No. Quincy, MA 02171
--------------------------------------------------------------------
Class A7               Bank of America,                       5.26%
                       National Association      3,000,000
                       1401 Elm Street,
                       16th Fl.
                       Dallas, TX  75202
--------------------------------------------------------------------
                       Bank One Trust Co.                    12.28%
                       N.A.                      7,000,000
                       /Corporate Trust
                       1900 Polaris Parway
                       - 4th Floor
                       Colunbus, OH  43240
--------------------------------------------------------------------
                       Boston Safe Deposit                   14.03%
                       and Trust                 8,000,000
                       Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank
                       Center
                       Room 153-3015
                       Pittsburgh, PA 15259
--------------------------------------------------------------------
                       Chase Manhattan Bank                  15.79%
                       4 New York Plaza          9,000,000
                       13th Floor
                       New York, NY 10004
--------------------------------------------------------------------
                       Citibank, N.A.                        13.16%
                       P.O. Box 30576            7,500,000
                       Tampa, FL  33630-3576
--------------------------------------------------------------------
                       Investors Bank &                      11.40%
                       Trust Company/M.F.        6,500,000
                       Custody
                       200 Claredon Street
                       15th Fl Hancock Tower
                       Boston, MA 02116
--------------------------------------------------------------------

--------------------------------------------------------------------
                       SSB-Bank Portfolio                    21.05%
                       1776 Heritage Dr.        12,000,000
                       No. Quincy, MA  02171
--------------------------------------------------------------------
Class A8               Bank of New York (The)                 5.88%
                       925 Patterson Plank Rd.   5,000,000
                       Seacaucus, NJ  07094
--------------------------------------------------------------------
                       Bankers Trust Company                 25.11%
                       c/o BT Services          21,350,000
                       Tennesse Inc.
                       648 Grassmere Park
                       Drive
                       Nashville, TN 37211
--------------------------------------------------------------------
                       Citibank, N.A.                        35.29%
                       P.O. Box 30576           30,000,000
                       Tampa, FL  33630-3576
--------------------------------------------------------------------
                       Northern Trust                          5.88%
                       Company (The)             5,000,000
                       801 S. Canal C-IN
                       Chicago, Il 60607
--------------------------------------------------------------------
                       SSB-Bank Portfolio                     19.25%
                       1776 Heritage Dr.        16,360,000
                       No. Quincy, MA  02171
--------------------------------------------------------------------
                       U.S. Bank National                      6.47%
                       Association               5,500,000
                       MPFP 1603 Proxy Unit
                       601 Second Avenue
                       South
                       Minneapolis, MN 55402
--------------------------------------------------------------------
Class A9               Bankers Trust Company                  37.21%
                       c/o BT Services          22,700,000
                       Tennesse Inc.
                       648 Grassmere Park
                       Drive
                       Nashville, TN 37211
--------------------------------------------------------------------
                       Boston Safe Deposit                   20.33%
                       and Trust                12,400,000
                       Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank
                       Center
                       Room 153-3015
                       Pittsburgh, PA 15259
--------------------------------------------------------------------
                       Northern Trust                         8.20%
                       Company (The)             5,000,000
                       801 S. Canal C-IN
                       Chicago, Il 60607
--------------------------------------------------------------------
                       State Street Bank                      5.18%
                       and Trust Co.             3,160,000
                       1776 Heritage Dr.
                       Global Corp. Action
                       Unit JAB 5 NW
                       No. Quincy, MA 02171
--------------------------------------------------------------------
Class A10              Bank of New York (The)                11.62%
                       925 Patterson Plank Rd    7,550,000
                       Secaucus, NJ 07094
--------------------------------------------------------------------
                       Bankers Trust Company                 14.04%
                       c/o BT Services           9,125,000
                       Tennesse Inc.
                       648 Grassmere Park
                       Drive
                       Nashville, TN 37211
--------------------------------------------------------------------

--------------------------------------------------------------------
                       Bank One Trust Co.                    13.38%
                       N.A.                      8,700,000
                       /Corporate Trust
                       1900 Polaris Parway
                       - 4th Floor
                       Colunbus, OH  43240
--------------------------------------------------------------------
                       Chase Manhattan Bank                  19.61%
                       4 New York Plaza         12,750,000
                       13th Floor
                       New York, NY 10004
--------------------------------------------------------------------
                       Wells Fargo Bank,                     18.15%
                       National Association     11,800,000
                       26610 West Agoura
                       Road
                       Calabasas, CA  91302
--------------------------------------------------------------------
Class B                Chase Manhattan Bank                  40.32%
                       4 New York Plaza         18,100,000
                       13th Floor
                       New York, NY 10004
--------------------------------------------------------------------
                       Citibank, N.A.                        26.26%
                       P.O. Box 30576           10,000,000
                       Tampa, FL  33630-3576
--------------------------------------------------------------------
                       State Street Bank                     26.27%
                       and Trust Co.            11,795,000
                       1776 Heritage Dr.
                       Global Corp. Action
                       Unit JAB 5 NW
                       No. Quincy, MA 02171
--------------------------------------------------------------------
                       Suntrust Bank                         11.14%
                       303 Peachtree St,         5,000,000
                       14th Floor MC#3141
                       Atlanta, GA  30308
--------------------------------------------------------------------



Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

            (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

      Exhibit Number       Description
      --------------       ------------
      23.1                 Consent of Independent Accountants

      28.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing Agreement.

      28.2                 Annual Management's Assertion.

      28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.11 of the Sale and Servicing Agreement.

      28.4 Annual Issuer's Certificate of Compliance with Indenture.


            (b)   Reports on Form 8-K.

      The following reports were filed on Form 8-K in 1999:

Date              Items Reported        Financial Statements
----------        --------------        --------------------
1/25/1999         5, 7                  Monthly report to certificateholders
                                        dated 1/15/1999

2/26/1999         5, 7                  Monthly report to certificateholders
                                        dated 2/15/99

6/11/1999         5, 7                  Monthly report to certificateholders
                                        dated 3/15/1999, 4/15/1999 and 5/15/1999

6/30/1999         5, 7                  Monthly report to certificateholders
                                        dated 6/15/1999

7/30/1999         5, 7                  Monthly report to certificateholders
                                        dated 7/15/1999

8/27/1999         5, 7                  Monthly report to certificateholders
                                        dated 8/15/1999

9/30/1999         5, 7                  Monthly report to certificateholders
                                        dated 9/15/1999

10/29/1999        5, 7                  Monthly report to certificateholders
                                        dated 10/15/1999

11/22/1999        5, 7                  Monthly report to certificateholders
                                        dated 11/15/1999

12/23/1999        5, 7                  Monthly report to certificateholders
                                        dated 12/15/1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2000


                                    Chase Manhattan RV Owner Trust 1997-A

                                    by: The CIT Group/Financing Inc.,
                                        as Servicer



                                    By:  /s/ Frank Garcia
                                    -----------------------------------
                                    Name:  Frank Garcia
                                    Title: Vice President

                                INDEX TO EXHIBITS

Exhibit Number:         Description:
---------------        ------------------------

23.1                    Consent of Independent Accountants

28.1                    Annual Servicer's Certificate pursuant to
                        Section 4.9 of the Sale and Servicing
                        Agreement

28.2                    Annual Management's Assertion

28.3                    Annual Independent Accountant's Servicing
                        Reports pursuant to Section 4.10 of the
                        Sale and Servicing Agreement

28.4 Annual Issuer's Certificate of Compliance with Indenture