Form 10-K405
period 2001-12-31
CHASE MANHATTAN RV OWNER TRUST 1997-A
filed 2002-04-01
CIK 1042651

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

For the Fiscal Year Ended: December 31, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________


                        Commission file number 333-32263

                      CHASE MANHATTAN RV OWNER TRUST 1997-A
                             (Issuer of securities)

           CHASE MANHATTAN BANK USA, NATIONAL ASSOCIATION (Depositor)
             (Exact name of registrant as specified in its charter)

USA                                                  22-2382028
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

White Clay Center, Building 200, Newark, DE          19711
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5000

   JPMORGAN CHASE BANK (f/k/a The Chase Manhattan Bank) (Sponsor of the Trust)
             (Exact name of registrant as specified in its charter)

New York                                             13-4994650
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

270 Park Avenue, New York, NY                        10017
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange of Which Registered
          NONE                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class
          NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES __X__ NO _____


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. _X_

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         Chase Manhattan RV Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.  Business

         Omitted.

Item 2.  Properties

         The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2001 was $3,668,788.71. As of December 31, 2001, the aggregate Pool Balance of Receivables in the Trust was $216,585,224.80, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

                  Delinquency              Principal Balance
                  -----------              -----------------
                  31 - 59 days               $1,573,626.28
                  60 - 89 days               $  759,911.18
                  90 - 119 days              $  767,126.52
                  120 + days                 $1,942,041.30

Item 3.  Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fiscal year covered by this report.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by its Certificates of beneficial interest (the "Certificates"). The Trust also has three outstanding classes of debt securities (the "Notes"), as set forth below. To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2001, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and on that basis:

         Class                      No. of Holders
         -----                      --------------

         A8                                 10

         A9                                  9

         A10                                13

         Certificates                        5


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

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 1, 2001 Tyco International Ltd. ("Tyco") acquired The CIT Group, Inc. ("CIT"). Prior to Tyco's acquisition of CIT, the independent auditor for CIT and each of its subsidiaries was KPMG LLP. The independent auditor for Tyco is PricewaterhouseCoopers ("PwC"). On June 1, 2001, in connection with the acquisition referred to above, Tyco and CIT jointly determined that CIT would terminate its audit engagement with KPMG and enter into an audit engagement with PwC. The termination of KPMG's audit engagement was not the result of any disputes or disagreements between CIT and KPMG during the past two years. CIT's Board of Directors approved the appointment of PwC as the independent auditors for CIT and its subsidiaries.


Part III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of Certificates and Notes:

----------------------------------    ---------------------------------------    ------------------------    -----------
Chase Manhattan RV Owner Trust        Name & Address of Participant              Original Certificate        % of Class
                                                                                 Principal Balance
----------------------------------    ---------------------------------------    ------------------------    -----------
Series 1997-A
----------------------------------    ---------------------------------------    ------------------------    -----------
Class A8                              Bankers Trust Company                               $12,210,000            14.36%
                                      648 Grassmere Park Drive
                                      Nashville, TN 37211
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Citibank, N.A.                                      $30,000,000            35.29%
                                      3800 Citicorp Center Tampa
                                      Tampa, FL  33630-9122
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Northern Trust Company (The)                         $5,000,000             5.88%
                                      801 S. Canal C-IN
                                      Chicago, IL 60607
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      SSB-Bank Portfolio                                  $16,360,000            19.25%
                                      1776 Heritage Dr.
                                      No. Quincy, MA  02171
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Union Bank of California, N.A.                       $5,500,000             6.47%
                                      P.O. Box 109
                                      San Diego, CA 92112-4103
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      U.S. Bank N.A./Trust West                           $10,000,000            11.76%
                                      180 East Fifth Street
                                      St. Paul, MN  55101
----------------------------------    ---------------------------------------    ------------------------    -----------
Class A9                              Bankers Trust Company                               $15,700,000            25.74%
                                      648 Grassmere Park Drive
                                      Nashville, TN 37211
----------------------------------    ---------------------------------------    ------------------------    -----------

----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Citibank, N.A.                                       $5,000,000             8.20%
                                      3800 Citicorp Center B3-15
                                      Tampa, FL  33630-9122
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      JPMorgan Chase Bank                                 $12,400,000            20.33%
                                      C/O JP Morgan Investor Services
                                      14201 Dallas Pkwy, 12th Floor
                                      Dallas, TX  75254
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Northern Trust Company (The)                         $3,160,000             5.18%
                                      801 S. Canal C-IN
                                      Chicago, IL 60607
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      State Street Bank and Trust Co.                      $8,000,000            13.11%
                                      1776 Heritage Dr.
                                      Global Corp. Action Unit JAB 5NW
                                      No. Quincy, MA 02171
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      SSB - Bank Portfolio                                $13,550,000            22.21%
                                      1776 Heritage Dr.
                                      Global Corp. Action Unit JAB 5NW
                                      No. Quincy, MA 02171
----------------------------------    ---------------------------------------    ------------------------    -----------
Class A10                             Bankers Trust Company                               $22,075,000            33.96%
                                      648 Grassmere Park Drive
                                      Nashville, TN 37211
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Bank One Trust Co. N.A.                              $8,700,000            13.38%
                                      340 South Clevland Ave., Building 350
                                      Columbus, OH  43240
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Harris Trust & Savings Bank                          $3,400,000             5.23%
                                      111 West Monroe Street
                                      Chicago, IL 60603
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      JPMorgan Chase Bank                                  $9,750,000            15.00%
                                      C/O JP Morgan Investor Services
                                      14201 Dallas Pkwy, 12th Floor
                                      Dallas, TX  75254
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      State Street Bank and Trust Co.                      $8,950,000            13.77%
                                      1776 Heritage Dr.
                                      Global Corp. Action Unit JAB 5 NW
                                      No. Quincy, MA 02171
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      SSB - Bank Portfolio                                 $7,000,000            10.77%
                                      1776 Heritage Dr.
                                      Global Corp. Action Unit JAB 5NW
                                      No. Quincy, MA 02171
----------------------------------    ---------------------------------------    ------------------------    -----------
Certificates                          Bank of New York (The)                               $6,100,000            13.59%
                                      925 Patterson Plank Rd.
                                      Seacacus, NJ  07094
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Bankers Trust Company                               $12,000,000            26.73%
                                      648 Grassmere Park Drive
                                      Nashville, TN 37211
----------------------------------    ---------------------------------------    ------------------------    -----------
                                      Citibank, N.A.                                      $10,000,000            22.27%
                                      3800 Citicorp Center B3-15
                                      Tampa, FL  33630-9122
----------------------------------    ---------------------------------------    ------------------------    -----------

----------------------------------    ---------------------------------------    ------------------------    -----------
                                      State Street Bank and Trust Co.                     $11,795,000            26.27%
                                      1776 Heritage Dr.
                                      Global Corp. Action Unit JAB 5 NW
                                      No. Quincy, MA 02171
----------------------------------    ---------------------------------------    ------------------------    -----------

Item 13. Certain Relationships and Related Transactions

         None.


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number   Description
         --------------   ----------------
         23.1             Independent Accountant's Consent.

         99.1             Annual  Servicer's Certificate pursuant to Section
                          4.9 of the Sale and Servicing Agreement.

         99.2             Report of Independent Accountants.

         99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

         99.4             Annual Issuer's Certificate of Compliance with
                          Indenture.

                  (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2001:

Date                 Items Reported         Financial Statements
------------         ---------------        -----------------------------

10/01/2001           5, 7                   Monthly report to certificateholders
                                            dated 09/17/2001

10/29/2001           5, 7                   Monthly report to certificateholders
                                            dated 10/15/2001

11/29/2001           5, 7                   Monthly report to certificateholders
                                            dated 11/15/2001

12/21/2001           5, 7                   Monthly report to certificateholders
                                            dated 12/17/2001

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2002


                                         Chase Manhattan RV Owner Trust 1997-A

                                         by: The CIT Group/Sales Financing Inc.,
                                             as Servicer


                                         By: /s/ Gilmar Rodrigues
                                         -----------------------------------
                                         Name:  Gilmar Rodrigues
                                         Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:     Description:
---------------     ------------

23.1                Independent Accountant's Consent.

99.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing Agreement.

99.2                Report of Independent Accountants.

99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

99.4                Annual Issuer's Certificate of Compliance with Indenture.