Form 10-K
period 2002-12-31
CHASE MANHATTAN RV OWNER TRUST 1997-A
filed 2003-03-31
CIK 1042651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------    --------------

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

   JPMORGAN CHASE BANK (f/k/a The Chase Manhattan Bank)(Sponsor of the Trust)
             (Exact name of registrant as specified in its charter)

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

         Title of Each Class
                NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing
requirements for the last 90 days: YES   X   NO
                                       -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                -----

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

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2002 was $3,165,490.82. As of December 31, 2002, the aggregate Pool Balance of Receivables in the Trust was $145,750,143.79, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

                  Delinquency               Principal Balance
                  -------------             -----------------
                  30 - 59 days              $1,110,513.89
                  60 - 89 days              $561,343.44
                  90 - 119 days             $493,739.53
                  120 + days                $2,000,441.83

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

         As of December 31, 2002, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and on that basis:

         Class                      No. of Holders
         ------------               --------------

         A9                                9

         A10                              13

         Certificates                      5

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of Certificates and Notes:

Chase Manhattan RV                Name & Address of Participant                 Original Certificate  % of Class
Owner Trust Series 1997-A                                                       Principal Balance
Class A9                          Citibank, N.A.                                           $5,000,000       8.20%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610

                                  Deutsche Bank Trust Company Americas                    $15,700,000      25.74%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211

                                  JPMorgan Chase Bank                                     $12,400,000      20.33%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254

                                  The Northern Trust Company                               $3,160,000       5.18%
                                  801 S. Canal C-IN
                                  Chicago, IL  60607

                                  State Street Bank and Trust Company                      $8,000,000      13.11%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171

                                  SSB - Bank Portfolio                                    $13,550,000      22.21%
                                  1776 Heritage Drive
                                  Global Corporate Action Unit JAB 5NW
                                  North Quincy, MA  02171

Class A10                         Bank One Trust Company, N.A. - State                     $8,700,000      13.38%
                                  340 South Cleveland Ave.
                                  Building 350
                                  Columbus, OH  43240

                                  Deutsche Bank Trust Company Americas                    $16,075,000      24.73%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211

Chase Manhattan RV                Name & Address of Participant                 Original Certificate  % of Class
Owner Trust Series 1997-A                                                       Principal Balance
                                  Harris Trust and Savings Bank                            $3,400,000       5.23%
                                  111 W. Monroe Street
                                  Mail Code 3404
                                  Chicago, IL  60603

                                  JPMorgan Chase Bank                                      $9,750,000      15.00%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254

                                  Harris Trust and Savings Bank                            $8,950,000      13.77%
                                  111 W. Monroe Street
                                  Mail Code 3404
                                  Chicago, IL  60603

                                  SSB - Bank Portfolio                                    $13,000,000      20.00%
                                  1776 Heritage Drive
                                  Global Corporate Action Unit JAB 5NW
                                  North Quincy, MA  02171

Certificates                      The Bank of New York                                     $6,100,000      13.59%
                                  One Wall Street
                                  New York, NY  10286

                                  Citibank, N.A.                                          $10,000,000      22.27%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610

                                  Deutsche Bank Trust Company Americas                    $12,000,000      26.73%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211

                                  State Street Bank and Trust Company                     $11,795,000      26.27%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171

                                  SSB - Bank Portfolio                                     $5,000,000      11.14%
                                  1776 Heritage Drive
                                  Global Corporate Action Unit JAB 5NW
                                  North Quincy, MA  02171

Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of Form
                  8-K

                  (a)      Exhibits.

                  The following documents are filed as part of this Annual Report on Form 10-K.

                  Exhibit Number    Description
                  --------------    -----------
                  99.1              Annual Servicer's Certificate pursuant to
                                    Section 4.9(a) of the Sale and Servicing
                                    Agreement.

                  99.2              Report of Independent Accountants.

                  99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

                  99.4 Annual Issuer's Certificate of Compliance with Indenture.

                  99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2002:

                  Date                Items Reported        Financial Statements
                  ----------          --------------        --------------------
                  10/01/2002          5, 7                  Monthly report to certificateholders
                                                            dated 09/16/2002

                  10/22/2002          5, 7                  Monthly report to certificateholders
                                                            dated 10/15/2002

                  11/15/2002          5, 7                  Monthly report to certificateholders
                                                            dated 11/15/2002

                  12/17/2002          5, 7                  Monthly report to certificateholders
                                                            dated 12/16/2002

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 28, 2003


                                        Chase Manhattan RV Owner Trust 1997-A

                                        by: The CIT Group/Sales Financing, Inc.,
                                            as Servicer


                                        By: /s/ Frank Garcia
                                            ------------------------------------
                                        Name:  Frank Garcia
                                        Title: Senior Vice President

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

                               INDEX TO EXHIBITS


Exhibit Number:   Description:
---------------   ------------
99.1              Annual Servicer's Certificate pursuant to Section 4.9(a) of the Sale and Servicing Agreement.

99.2              Report of Independent Accountants.

99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

99.4              Annual Issuer's Certificate of Compliance with Indenture.

99.5              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.