Form 10-K
period 2003-12-31
CHASE MANHATTAN RV OWNER TRUST 1997-A
filed 2004-03-30
CIK 1042651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                           OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         Title of Each Class
                NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing
requirements for the last 90 days: YES  X    NO
                                       ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                                ---

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

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2003 was $2,314,189.48. As of December 31, 2003, the aggregate Pool Balance of Receivables in the Trust was $89,723,063.34, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

          Delinquency                   Principal Balance
          -----------                   -----------------
          31 - 59 days                   $ 1,106,113.88
          60 - 89 days                   $   543,114.25
          90 - 119 days                  $   379,174.82
          120 + days                     $   846,124.87

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by its certificates of beneficial interest (the "Certificates"). The Trust also has one outstanding class of debt securities (the "Notes"), as set forth below. To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and on that basis:

         Class                      No. of Holders
         --------------             ----------------

         A10                                12

         B                                  5

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Certificates and Notes:

--------------------------------------------------------------------------------------------------------------------
Chase Manhattan RV                Name & Address of Participant               Original Principal       % of Class
Owner Trust Series 1997-A                                                     Balance

--------------------------------------------------------------------------------------------------------------------
Class A10 Notes                   JPMorgan Chase Bank                             $     15,750,000       24.23%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                                  The Bank of New York                            $     14,800,000       22.77%
                                  One Wall Street
                                  New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                                  Bank One Trust Company, N.A. - State            $      8,700,000       13.38%
                                  340 South Cleveland Ave.
                                  Building 350
                                  Columbus, OH  43240
--------------------------------------------------------------------------------------------------------------------
                                  Deutsche Bank Trust Company Americas            $      7,575,000       11.65%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------------
                                  SSB - Bank Portfolio                            $      7,000,000       10.77%
                                  1776 Heritage Drive
                                  Global Corporate Action Unit JAB 5NW
                                  North Quincy, MA  02171
--------------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Company             $      5,000,000        7.69%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------
                                  Harris Trust and Savings Bank                   $      3,400,000        5.23%
                                  111 W. Monroe Street
                                  Mail Code 3404
                                  Chicago, IL  60603
--------------------------------------------------------------------------------------------------------------------
Class B Certificates              The Bank of New York                            $     18,100,000       40.32%
                                  One Wall Street
                                  New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                                  $     10,000,000       22.27%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
                                  Deutsche Bank Trust Company Americas            $      7,450,000       16.59%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                             $      7,345,000       16.36%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------

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

                  99.2              Report of Independent Accountants.

                  99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

                  99.4 Annual Issuer's Certificate of Compliance with Indenture.

                  99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K.

                  The following reports were filed on Form 8-K during the last quarter of 2003:

                  Date                      Items Reported             Financial Statements
                  ----                      --------------             --------------------
                  09/16/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 9/15/2003

                  10/17/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 10/15/2003

                  11/19/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 11/17/2003

                  12/18/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004


                                   Chase Manhattan RV Owner Trust 1997-A

                                   by: The CIT Group/Sales Financing, Inc.,
                                       as Servicer


                                   By:  /s/ Frank Garcia
                                   -----------------------------------
                                   Name:  Frank Garcia
                                   Title: Senior Vice President

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